Form 10-Q
period 1995-09-30
RESIDENTIAL RESOURCES INC
filed 1995-11-15
CIK 791344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1995         Commission file number 33-5154


                           RESIDENTIAL RESOURCES, INC.


          ARIZONA                                            86-0544838
-----------------------------                            -------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


         2058 North Mills Avenue, Suite 344, Claremont, California 91711
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                  909-629-6187
                    -----------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant: (I) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), an (ii) has been subject to such filing requirements for the past (90) days.
Yes  X     No
   -------   ------
The number of shares outstanding of the registrant's common stock as of September 30, 1995 was 7,018.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           RESIDENTIAL RESOURCES, INC.
                                 BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                                   1995                      1995
                                               September 30,               March 31,
                                                (Unaudited)                (Audited)
ASSETS
Cash                                                $2,416                    $11,788
Contracts Receivable                              $201,109                   $200,000
Deferred Registration Costs                       $229,565                   $229,565
Property and Equipment, at cost
   Less Accumulated Depreciation                   $47,958                    $52,318
                                                   -------                    -------

     TOTAL ASSETS                                 $481,048                   $493,671
                                                   -------                    -------
                                                   -------                    -------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts Payable                                   $58,098                    $79,940
Notes and Advances Due to
  Related Parties                                 $384,195                   $402,235
Note Payable                                       $52,500                    $52,500
Accrued Interest                                    $9,623                     $7,698
                                                   -------                    -------
     TOTAL LIABILITIES                            $504,416                   $542,373
                                                   -------                    -------
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $ 0.10 par value -                    $1,000                     $1,000
   authorized, 100,000 shares; issued,
   10,000 shares; outstanding, 7,018
   shares
Additional Paid In Capital                        $109,298                   $109,298
Accumulated Deficit                              ($133,368)                 ($158,702)
Less: treasury stock, at cost                        ($298)                     ($298)
                                                   -------                    -------
     TOTAL STOCKHOLDER'S EQUITY (DEFICIT)         ($23,368)                  ($48,702)
                                                   -------                    -------
     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIT)           $481,048                   $493,671
                                                   -------                    -------
                                                   -------                    -------

                        SEE NOTES TO FINANCIAL STATEMENTS
                                        2

                           RESIDENTIAL RESOURCES, INC.
                            STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1995

                                                        Three Months Ended               Six Months Ended
                                                        ------------------               ----------------
                                                September 30,    September 30,     September 30,     September 30,
                                                -------------    -------------     -------------     -------------
                                                    1995             1994              1995               1994
                                                    ----             ----              ----               ----
                                                 (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                 -----------      -----------       -----------       -----------
REVENUES
       Interest and Other Income                                                     $    304
       Contract Fees                                $    0          $94,630          $440,000           $286,729
                                                   -------          -------           -------           --------

              TOTAL REVENUE                         $    0          $94,630          $440,304           $286,729
                                                   -------          -------           -------           --------

COSTS AND EXPENSES
       Operating Expenses                           $2,267         $121,857          $414,970           $288,393
                                                   -------         --------          --------           --------
              TOTAL EXPENSES                        $2,267         $121,857          $414,970           $288,393
                                                   -------         --------          --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                   $2,267         ($27,227)         $ 25,334           ($ 1,664)
                                                   -------         --------          --------           --------
PROVISION FOR INCOME TAXES

NET INCOME (LOSS)                                   $2,267         ($27,227)         $ 25,334           ($ 1,664)
                                                   -------         --------          --------           --------
EARNINGS (LOSS) PER SHARE                           ($0.32)          ($3.88)            $3.61           ($  0.17)
                                                   -------         --------          --------           --------
                                                   -------         --------          --------           --------


                        SEE NOTES TO FINANCIAL STATEMENTS
                                        3

                           RESIDENTIAL RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDING SEPTEMBER 30, 1995 AND 1994

                                                            SEPTEMBER             SEPTEMBER
                                                            ---------             ---------
                                                             30, 1995              30, 1994
                                                            ---------             ----------
                                                           (Unaudited)            (Unaudited)
                                                           -----------            -----------
Cash Flows From/(Used For)
  Operating Activities:
        Net Income                                            $25,334                ($1,664)
         Adjustments to Reconcile Net Income
           Depreciation                                       $ 4,360                     $0
              (Loss) to Net Cash  Provided By/Used
        In Operating Activities:
             Increase (Decrease) Resulting
                 From Changes In:
                     Contract Receivable                      $ 1,109                $     0
                     Accounts Payable                        ($21,842)               $ 1,192
                     Due to Related Parties                  ($18,040)               $     0
                     Accrued Interest                         $ 1,925                $     0
                                                             --------                --------

Net Cash Provided by Operating Activities                     $ 9,372                ($  472)
                                                               ------                --------
  Net Cash Flows Provided by Financing Activities             $     0                $     0
                                                               ------                --------

Net Increase (Decrease) In Cash                               $ 9,372                ($  472)
                                                               ------                --------

Cash, Beginning Of Period                                     $11,788                $   350
                                                               ------                --------

Cash, End Of Period                                           $ 2,416                ($  122)
                                                               ------                 -------

                        SEE NOTES TO FINANCIAL STATEMENTS
                                        4

                           RESIDENTIAL RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these unaudited, condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995, audited financial statements. The results of operations for the six months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2.   RELATED PARTY TRANSACTIONS

Notes and amounts due to related parties are as follows:

                                                  September 30, 1995    March 31, 1995
                                                  ------------------    --------------
                                                  (Unaudited)           (Audited)

     Settlement agreement to former
     stockholder, paid in May 1995                  $      -              $ 90,000

     Settlement agreement to former
     stockholder due on demand,
     currently paid in $2,500 per
     month installments,
     non-interest bearing                            135,110               145,000

     Advances from related party
     due on demand                                   196,585               114,385

     Note payable to related
     party, due on demand, bearing
     interest of 12%                                  52,500                52,500

     Other                                                 0                   350
                                                    --------              --------

                                                    $384,195              $402,235
                                                    --------              --------
                                                    --------              --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because of the limited purpose and operations of the Company, it does not have and is not expected to have any significant assets, other than assets which may be acquired and immediately pledged to secure a specific series of bonds issued by the Company, if any, intangible capitalized costs and deferred registration costs.

The Company has little need for liquidity with no plans to increase its liquidity. The Company has no commitments for capital expenditures and no material resources.

The Company is dependent on its parent, Residential Resources Financial Services, Inc., to continue as a going concern. Residential Resources Financial Services, Inc., has committed to support the Company for at least another year.

While revenues for the three month period ending September 30, 1995 was zero, revenues for the six month periods ending September 30, 1995 and 1994 consisted primarily of contracts to assist financial institutions in the rating, securitization and placement of mortgage-backed securities.

Costs and expenses consisted primarily of contract costs (commissions and legal costs) and General and Administrative costs and management fees.

The Company has an open shelf registration statement on file with the Securities and Exchange Commission under which the Company or trusts created by the Company may issue asset-colateralized bonds in an aggregate principal amount of up to $1.1 billion on an expedited basis.


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RESIDENTIAL RESOURCES, INC.

Date:  November 13, 1995

                                             /s/ William P. Schlick
                                             ----------------------
                                             William P. Schlick,

                                             Chief Executive Officer
                                             Chief Financial Officer