Form 10-Q
period 1995-12-31
RESIDENTIAL RESOURCES INC
filed 1996-02-20
CIK 791344

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended December 31, 1995          Commission file number 33-5154


                           RESIDENTIAL RESOURCES, INC.


             ARIZONA                                         86-0544838
  (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)



         2058 NORTH MILLS AVENUE, SUITE 344, CLAREMONT, CALIFORNIA 91711
                    (Address of principal executive offices)


                                  909-629-6187
               (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (I) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), an (ii) has been subject to such filing requirements for the past (90) days.

Yes  X    No
   -----     -----

The number of shares outstanding of the registrant's common stock as of December 31, 1995 was 7,018.

===============================================================================

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements



                           RESIDENTIAL RESOURCES, INC.
                                BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1995



                                                           DECEMBER 31,      MARCH 31,
                                                              1995             1995
                                                           ------------      ---------
                                                           (UNAUDITED)       (AUDITED)
ASSETS
Cash                                                         $   2,669       $  11,788
Contracts Receivable                                         $ 201,109       $ 200,000
Deferred Registration Costs                                  $ 229,565       $ 229,565
Property and Equipment, at cost
   Less Accumulated Depreciation                             $  47,231       $  52,318
                                                           ------------      ---------

      TOTAL ASSETS                                           $ 480,574       $ 493,671
                                                           ============      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts Payable                                             $  50,498       $  79,940
Notes and Advances Due to
   Related Parties                                           $ 406,455       $ 402,235
Note Payable                                                 $  52,500       $  52,500
Accrued Interest                                             $  10,265       $   7,698
                                                           ------------      ---------

      TOTAL LIABILITIES                                      $ 519,718       $ 542,373
                                                           ------------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $ 0.10 par value -                             $   1,000       $   1,000
   authorized, 100,000 shares; issued,
   10,000 shares; outstanding, 7,018
   shares
Additional Paid In Capital                                   $ 109,298       $ 109,298
Accumulated Deficit                                          $(149,144)      $(158,702)
Less: treasury stock, at cost                                $    (298)      $    (298)
                                                           ------------      ---------

      TOTAL STOCKHOLDER'S EQUITY (DEFICIT)                   $ (39,144)      $ (48,702)
                                                           ------------      ---------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIT)                      $ 480,574       $ 493,671
                                                           ===========       =========


                           RESIDENTIAL RESOURCES, INC.
                             STATEMENT OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1994 AND 1995



                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    ------------------------------  ------------------------------
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         1995            1994            1995            1994
                                                    --------------  --------------  --------------  --------------
                                                     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
REVENUES
   Interest and Other Income                                                            $    304
   Contract Fees                                       $      0        $ 45,408         $440,000        $451,296
                                                    --------------  --------------  --------------  --------------

      TOTAL REVENUE                                    $      0        $ 45,408         $440,304        $451,296
                                                    --------------  --------------  --------------  --------------

COSTS AND EXPENSES
   Operating Expenses                                  $ 15,134        $ 50,735         $430,104        $503,903
                                                    --------------  --------------  --------------  --------------

      TOTAL EXPENSES                                   $ 15,134        $ 50,735         $430,104        $503,903
                                                    --------------  --------------  --------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES                      $ 15,134        $ (5,327)        $ 10,200        $(52,607)
                                                    --------------  --------------  --------------  --------------

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)                                      $(15,134)       $ (5,327)        $ 10,200        $(53,407)
                                                    --------------  --------------  --------------  --------------

EARNINGS (LOSS) PER SHARE                              $  (2.16)       $  (0.76)        $   1.45        $  (7.61)
                                                    --------------  --------------  --------------  --------------


                          RESIDENTIAL RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDING DECEMBER 31, 1995 AND 1994

                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                       1995             1995
                                                                                   ------------     ------------
                                                                                   (UNAUDITED)      (UNAUDITED)
Cash Flows From/(Used For)
  Operating Activities:
    Net Income                                                                      $ 10,200        $(451,296)
    Adjustments to Reconcile Net Income
      Depreciation                                                                  $  5,087        $       0
        (Loss) to Net Cash Provided By/Used
      In Operating Activities:
        Increase (Decrease) Resulting
          From Changes In:
            Contract Receivable                                                     $  1,109        $       0
            Accounts Payable                                                        $(30,084)       $ 387,223
            Accrued Interest                                                        $  2,567        $       0
                                                                                    --------
Net Cash Provided by Operating Activities                                           $(13,339)       $  11,598
  Net Cash Flows Provided by Financing Activities                                   $      0        $       0
      Proceeds From Advances From related Parties                                   $  4,220
      Net Cash Flows Provided By Financing Activities                               $  4,220
                                                                                    --------
Net Increase (Decrease) In Cash                                                     $  9,119        $  11,958
                                                                                    --------        ---------
Cash, Beginning Of Period                                                           $ 11,788        $      77
                                                                                    --------        ---------
Cash, End Of Period                                                                 $  2,669        $ (12,035)
                                                                                    --------        ---------


                          RESIDENTIAL RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  CONDENSED FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited, condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1995, audited financial statements. The results of operations for the nine months ended December 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2.  RELATED PARTY TRANSACTIONS

Notes and amounts due to related parties are as follows:


                                                                   DECEMBER 31,       MARCH 31,
                                                                      1995              1995
                                                                   ------------     ------------
                                                                   (UNAUDITED)        (AUDITED)
Settlement agreement to former stockholder, paid in May 1995        $   --          $   90,000
Settlement agreement to former stockholder due on demand,
  currently paid in $2,500 per month installments,
  non-interest bearing                                                 127,610         145,000
Advances from related party due on demand                              226,345         114,385
Note payable to related party, due on demand,
  bearing interest of 12%                                               52,500          52,500
Other                                                                        0             350
                                                                    -----------     ----------
                                                                    $  406,455      $  402,235
                                                                    ==========      ==========


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

While revenues for the three month period ending December 31, 1995 was zero, revenues for the nine months periods ending December 31, 1995 and 1994 consisted primarily of contracts to assist financial institutions in the rating, securitization and placement of mortgage-backed securities.

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

                                                RESIDENTIAL RESOURCES, INC.

Date:  February 14, 1995
                                                /s/ WILLIAM P. SCHLICK
                                                -------------------------------
                                                William P. Schlick,
                                                CHIEF EXECUTIVE OFFICER
                                                CHIEF FINANCIAL OFFICER