Form 10-K405
period 1996-03-31
RESIDENTIAL RESOURCES INC
filed 1996-07-01
CIK 791344

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

      (Mark One)
         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended March 31, 1996.

                                        OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 33-5154

                             Residential Resources, Inc.
                           -------------------------------
                 (Exact name of registrant as specified in its charter)

        Arizona                                            86-0544838
   -------------------                                ----------------------
   (State or other jurisdiction                         (I.R.S. Employer
   or incorporation or organization)                     Identification No.)

          2058 North Mills Avenue, Suite 344, Claremont, California 91711
       ---------------------------------------------------------------------
                     (Address of principal executive offices)

                                      909-629-6187
                               --------------------------
                    (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                             on which registered
       -------------------                           -----------------------
             None                                             None

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (ii) has been subject to such filing requirements for the past (90) days.
Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. /X/

The number of shares outstanding of the registrant's common stock as of June 27, 1996 was 7,018.

                                   PART 1

Item 1    BUSINESS

Residential Resources, Inc., (the "Company") was incorporated on April 3, 1986 and is a limited purpose financing company. The business the company is issuing mortgage-collateralized bonds directly or through one or more trusts ("Trusts") established by the company. Under the Company's original Articles of Incorporation, the Company had the power to issue bonds only secured by certain types of real estate related loans.

Effective June 17, 1994 the Company's Articles of Incorporation were amended to change the par value of the Company's Common Stock to one of no par value, and there is no preferred stock authorized. The Articles were further amended to permit the issuance of bonds secured by a wider range of collateral than was possible under the original form of articles, including but not limited to Financial Obligations of the United States of America, Installment Loan Agreements, Automobile Loan Agreements/Lease Agreements and Credit Card Receivables.

The collateral for such bonds consists of one or more of the following: debt instruments secured by real property, leasehold interests in real property, equity in cooperative apartment corporations and manufactured housing contracts; certain mortgage certificates issued or guaranteed by the Government National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association; and other types of obligations secured by interests in real property and other types of collateral. The proceeds from the issuance of such asset-backed bonds are used to purchase such collateral. Each Trust is created by an agreement between the Company, acting as depositor, and a bank, trust company or other fiduciary acting as owner-trustee. Each such Trust is established solely for the purpose of issuing one Series of Bonds. The Company's Articles of Incorporation limit its activities to the above purposes and to activities incidental to and necessary for such purposes.

The Company intends to either purchase collateral from or lend the proceeds of the issuance of its asset-backed bonds to financial entities. Financing transactions with financing subsidiaries of financial entities are accomplished pursuant to funding agreements. The financial entities and financing subsidiaries are affiliated with home builders, thrifts, commercial banks, insurance companies, mortgage bankers and other entities engaged in finance activities. The bonds, when issued are limited to obligations of the Company, in that they will be payable solely from the collateral pledged to the bonds. With respect to any bonds issued by a Trust established by the Company, neither the Trust nor the Company guarantees or otherwise is obligated to pay the bonds.

During the year ended March 31, 1987, the Company, as depositor, created four Trusts which issued mortgage-collateralized bonds in the aggregate principal amount of $700,000,000 at interest rates varying from 7.89% to 9.45% and with stated maturates ranging from August 20, 2007 to February 20, 2018. During the year ended March 31, 1988, the Company, as depositor, created one Trust and one segregated assets pool of mortgage collateral to secure a series of bonds; in that same year the Company issued mortgage-collateralized bonds in the aggregate principal amount of $450,000,000 at interest rates ranging from 8.35% to 9.94% and with stated maturity ranging from February 21, 2000 to August 21, 2017. During the year ended March 31, 1989, the Company created eight segregated asset pools of mortgage collateral to secure eight series of mortgage-collateralized bonds in the aggregate principal amount of $1,750,100,000 at interest rates ranging from 0% to 10.44% and with stated maturity ranging from February 1, 2000 to January 20, 2020. During the years ended March 31, 1991 and 1990 the Company did not act as depository for any trusts or issue any series of bonds. During the year ended March 31, 1992, the Company, as depositor, created a trust, Residential Mortgage Securities Trust Sixteen, which issued mortgage-collateralized bonds in the aggregate principal amount of $12,560,000 at an interest rate of 9.0% and a stated maturity of September 1, 2021. The Company did not act as issuer or depositor for any series of bonds during the years ended March 31, 1993, through March 31, 1996.

Except for the Executive Officers listed in Item 10 hereof, the Company has no employees.


Item 2.   PROPERTIES:
None

Item 3.   LEGAL PROCEEDINGS:
None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
None

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

There is no established public trading market for the common stock of the Company. At June 27, 1996, one corporation holds approximately 95% of the issued and outstanding stock of the Company. No dividends have been declared or paid with respect to such stock.

Item 6.   SELECTED FINANCIAL DATA:

INCOME STATEMENT DATA
                                       Year Ended, March 31,
- ------------------------------------------------------------------------------
                         1996      1995        1994        1993        1992
                      ----------  ----------  --------- ----------  ----------
Operating
Revenues               $440,324   $ 969,227     ---      $   8,500   $  33,857

Net Income
(Loss)                 (181,862)    (59,434)   (99,268)   (  7,052)      2,829

Net Income
(Loss) Per
Share                    (25.91)    ( 8.46)     (14.10)      (1.00)       0.40

Cash
Dividends                 None        None       None        None         None

BALANCE SHEET DATA
                                     Year Ended, March 31,
- -------------------------------------------------------------------------------
                                1996      1995       1994      1993      1992
                              --------  ---------  --------- --------- ---------
Total Assets                  $400,787  $ 493,671  $ 230,006 $ 223,779 $ 225,634

Long Term
  Obligations                   None       None       None      None       None

Total Stock-
holders Equity
(Deficit)                     $(230,564) $ (48,702) $ 10,732 $ ( 5,877)$ 1,175

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated on April 3, 1986, as a limited purpose financing corporation to facilitate the issuance and sale of mortgage-collateralized bonds. See Item 1, incorporated herein by reference. The operations of the Company have been confined to this limited purpose.

Because of the limited purpose and operations of the Company, it does not have and is not expected to have any significant assets, other than assets which may be acquired and immediately pledged to secure a specific series of bonds issued by the Company, if any, intangible capitalized costs and deferred registration costs.

During the year ended March 31, 1996, the Company entered into several contracts to provide for the rating, securitization and placement of an aggregate of $132,000,000 in mortgage-backed securities. The contracts call for base fees earned upon achievement of milestones and commissions at issuances which are expected to occur at various dates over the next three years. No revenues have yet been earned on these contracts and as of March 31, 1996, the Company has retained $140,000 in customer deposits in connection therewith.

During the year ended March 31, 1995, the Company entered into two contracts to assist financial institutions in the rating, securitization and placement of an aggregate of $500,000,000 in mortgage-backed securities. During the year ended March 31, 1996, the financial institutions were unable to proceed with the remainder of their contracts. As a result, the $200,000 contract receivable at March 31, 1995 which related to fees earned in connection with one of the contracts was deemed uncollectable as of March 31, 1996.

During 1994 the Company had no revenue. Revenues of $440,324 and $969,227, were received by the Company for the years ended March 31, 1996, and 1995, respectively.

Costs and expenses consisted primarily of contract expenses (commissions, consulting and legal fees) and General and Administrative costs. General and Administrative costs during 1995 included $200,000 in bad debt expense relating to a contract as described above. Costs and expenses of $621,341, $1,027,690, and $98,418 were incurred by the Company for the years ended March 31, 1996, 1995 and 1994, respectively.

The Company has little need for liquidity as it is customary for the Company to receive advances in connection with its contracts in order to cover contract costs. However, the Company's major stockholder has provided the Company with funding in the past, on an as-needed basis, and has committed to support the Company for at least a year. The Company has no commitments for capital expenditures and no material resources.

The Company has open shelf registration statements on file with the Securities and Exchange Commission under which the Company or trusts created by the Company may issue mortgage-collateralized bonds in an aggregate principal amount of up to $1.1 billion on an expedited basis. The Company actively pursues opportunities which will allow it to utilize its unused shelf balance and which are within the confines of the Company's limited purpose.

Item 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

The financial statements required by this Item are attached hereto as Exhibit "A" and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

NAME                     AGE            POSITION

William P. Schlick       41             Chairman of the Board
                                        Chief Executive Officer
                                        Chief Financial Officer

Richard J. Groeneweg     49             Director, President

Clare T. Morse           47             Director, Secretary

Richard A. Wagner        69             Director


William P. Schlick, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer. Mr. Schlick has been an officer and director of the Company since October 15, 1993. Since 1986 Mr. Schlick has served as Chief Financial Officer of S & J Service, Inc., an investment company dealing in real estate and other capital assets, and President of A.C.I.R.S., Inc., a company which markets Air Transport Category aircraft.

Richard J. Groeneweg, Director and President. Mr. Groeneweg has been an officer of the Company since April 4, 1994. Mr. Groeneweg was elected to the Board of Directors on May 4, 1994. Mr. Groeneweg served as President of Apple Financial, Inc., from August, 1992 through December 1993; and as Director of Sun Harbor Mortgage from mid-1991 to August, 1991: and as Chairman and CEO of Mid-Valley Mortgage Corporation from 1986 to 1991.

Clare T. Morse, Director and Secretary. Mr. Morse has been an officer of the Company since October 15, 1993, and a director since May 4, 1994. He has served since 1978 as President and CEO of Security National Land and Mortgage Company.

Richard A. Wagner, Director. Mr. Wagner has been a director of the Company since May 4, 1994. He has been an investment management consultant since
1983. Mr. Wagner served for over 33 years with Beneficial Management Corporation, of which he became President and Chief Operating Officer in 1978.

Item 11.  EXECUTIVE COMPENSATION

Except for the executive officers listed in Item 10 hereof, the Company has no employees.

During the year ended March 31, 1996, the Company paid consulting fees to the following executive officers:

NAME                               FEES PAID

Richard J. Groeneweg               $23,250
Clare T. Morse                     $18,000

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Registrant's Common Stock as of June 27, 1996 by (a) each director of the Registrant; (b) each person known to registrant to be the beneficial owner of more than five percent (5%) of its Common Stock; and (c) all directors and officers of Registrant as a group.

                             Amount of           Percent of
Name of                      Beneficial          Beneficial
Beneficial Owners            Ownership            Ownership
- ----------------------       ----------          ------------
Residential Resources
Financial Services, Inc.      6,667 shares (1)        95

Steven Chotin                   351 shares             5

- ------------------------------------------------------------------------------

(1) Mr. William P. Schlick, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company is the principal stockholder of Residential Resources Financial Services, Inc., and may be deemed to be the beneficial owner.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April, 1995, the Company's principal shareholder, Residential Resources Financial Services, Inc. (RRFS) paid $90,000 to a former affiliate of the Company in connection with the February 1995 settlement agreement between the affiliate and the Company.

During the year ended March 31, 1996 and 1995, RRFS provided managerial services to the Company for which it was compensated $76,900 and $90,500, respectively.

As of March 31, 1996, the Company had $52,260 in non-interest bearing advances due to RRFS. These advances are payable upon demand.

During the year ended March 31, 1996, the Company paid $10,200 in consulting fees to A.C.I.R.S., Inc., a company owned by William P. Schlick, the Company's Chairman of the Board and Chief Executive Officer.

The Company acquired $61,040 in furniture, equipment and software from Richard J. Groeneweg, President of the Company during the year ended March 31, 1996.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (a) (2) Financial Statements and Financial Statement Schedules:

The following financial statements required by this Item are included in this report: Reports of Independent Accountants: Residential Resources, Inc. Balance Sheets as of March 31, 1996 and 1995; Statements of Operations, Statements of Changes in Stockholders' (Deficit) and Statements of Cash Flows for the three years ended March 31, 1996, 1995 and 1994. Notes to Financial Statements, for the three years ended March 31, 1996.

(a) (3) Exhibits

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material have yet been sent to the security holders. An annual report is to be sent to the security holders for the Company's last fiscal year, and four copies of such report shall be furnished to the Securities and Exchange Commission when it is sent to security holders.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of June, 1996.

                              Residential Resources, Inc.


                              By:  /s/ William P. Schlick
                                 ------------------------
                                   William P. Schlick
                                   Chief Executive Officer


                              By:  /s/ Wiliam P. Schlick
                                 -----------------------
                                   William P. Schlick
                                   Chief Financial Officer

                                                            FINANCIAL STATEMENTS


                                                     Residential Resources, Inc.


                                       Years Ended March 31, 1996, 1995 and 1994

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Residential Resources, Inc.
Claremont, California


We have audited the accompanying balance sheets of Residential Resources, Inc., for the years ended March 31, 1996 and March 31, 1995 and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Residential Resources, Inc. as of March 31, 1996 and March 31, 1995 and the results of its operations and its cash flows for each of the three years in the period then ended, in conformity with generally accepted accounting principles.

                                RAIMONDO, PETTIT & GLASSMAN



Torrance, California
June 24, 1996

                                                     RESIDENTIAL RESOURCES, INC.

                                                                  BALANCE SHEETS

MARCH 31,                                       1996                1995
- -------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                      $     703          $ 11,788
Contract receivable                                   --           200,000
Due from stockholder                             140,000                --
Deferred registration costs                      229,565           229,565
Property and Equipment, at cost, less accumu-
  lated depreciation of $30,521 and $8,722        30,519             52,318
- -------------------------------------------------------------------------------
Total assets                                   $ 400,787          $ 493,671
- -------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable                                      --             79,940
Notes and advances due to stockholders
  and related parties                             405,995            402,235
Note payable                                       52,500             52,500
Accrued interest                                   32,856              7,698
Customer deposits                                 140,000                 --
- -------------------------------------------------------------------------------
Total liabilities                               $ 631,351            $542,373
- -------------------------------------------------------------------------------
CONTINGENCY (NOTE 9)

STOCKHOLDERS' DEFICIT

Common stock, $.10 par value - authorized,
  100,000 shares; issued, 10,000 shares;
  outstanding, 7,018 shares                         1,000               1,000
Additional paid-in capital                        109,298             109,298
Accumulated deficit                              (340,564)           (158,702)
Treasury stock, at cost                              (298)               (298)
- -------------------------------------------------------------------------------
Total stockholders' deficit                     $(230,564)           $(48,702)
- -------------------------------------------------------------------------------
Total liabilities and stockholders' deficit     $ 400,787            $493,671
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                     RESIDENTIAL RESOURCES, INC.

                                                        STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,                    1996       1995      1994
- -------------------------------------------------------------------------------
REVENUES
  Contract fees                            $  440,000  $ 969,227   $      --
  Interest and other income                       324         --          --
- -------------------------------------------------------------------------------
TOTAL REVENUES                                440,324    969,227          --
- -------------------------------------------------------------------------------
COSTS AND EXPENSES
  Contract expenses                           293,466    496,160          --
  General and administrative                  224,626    295,147      98,418
  Management fees to related parties           76,900     90,500          --
  Other expenses                                   --    138,185          --
  Interest expense                             26,349      7,698          --
- -------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                      621,341  1,027,690      98,418
- -------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                     (181,017)   (58,463)     (98,418)

INCOME TAXES                                      845        971          850
- -------------------------------------------------------------------------------
NET LOSS                                  $   (181,862)$ (59,434)   $  (99,268)
- -------------------------------------------------------------------------------
LOSS PER SHARE                            $     (25.91)$    (8.46)  $   (14.10)
- -------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                7,018      7,018        7,018
- -------------------------------------------------------------------------------
                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                     RESIDENTIAL RESOURCES, INC.

                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


FOR THE THREE YEARS ENDED MARCH 31, 1996
- -------------------------------------------------------------------------------

                                             Additional
                               Common         Paid-in      Accumulated     Treasury
                                Stock         Capital        Deficit         Stock        Total
                              -------------------------------------------------------------------
Balance, March 31, 1993       $  1,000      $      -       $    (6,579)     $  (298)   $  (5,877)

Additional paid-in capital          -          109,298           6,579           -       115,877

Net loss                            -               -          (99,268)          -       (99,268)
- --------------------------------------------------------------------------------------------------
Balance, March 31, 1994          1,000         109,298         (99,268)         (298)     10,732

Net loss                            -               -          (59,434)           -      (59,434)
- --------------------------------------------------------------------------------------------------
Balance, March 31, 1995          1,000         109,298        (158,702)         (298)    (48,702)

Net loss                            -               -         (181,862)           -     (181,862)
- --------------------------------------------------------------------------------------------------
Balance, March 31, 1996       $  1,000       $ 109,298      $ (340,564)      $  (298) $ (230,564)
- --------------------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                     RESIDENTIAL RESOURCES, INC.

                                                        STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,                          1996            1995          1994
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (181,862)      $(59,434)      $(99,268)
  Adjustments to reconcile net loss
    to net cash provided by (used
    in) operating activities:
        Due to affiliates                                  -          138,185             -
        Depreciation                                    21,799          8,722             -
        Write-off of contract receivable               200,000            -               -
        Increase (decrease) resulting
           from changes in:
              Contract receivable                          -         (200,000)            -
              Due from stockholder                    (140,000)           -               -
              Disposition of subsidiary                    -              -              181
              Deferred registration costs                  -               91          1,235
              Other assets                                 -              -                2
              Accounts payable                         (79,940)        21,566         41,733
              Due to related parties                   (49,850)        51,500         57,885
              Other liabilities                         25,158          6,848            (77)
              Customer deposits                        140,000            -               -
              Minority interest in subsidiary              -              -             (490)
- -----------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                 (64,695)       (32,522)          273
- -----------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of property and equipment                     -         (61,040)           -
- -----------------------------------------------------------------------------------------------
Net cash used in investing activities                       -         (61,040)           -
- -----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from advances from stockholders
    and related parties                                 61,110         52,500            -
  Repayment of advances to stockholders
    and related parties                                (10,000)           -              -
  Proceeds from notes                                    2,500         52,500            -
- -----------------------------------------------------------------------------------------------
Net cash provided by financing activities               53,610        105,000            -
- -----------------------------------------------------------------------------------------------


                                                     RESIDENTIAL RESOURCES, INC.

                                                        STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED MARCH 31,                          1996           1995        1994
- ----------------------------------------------------------------------------------------
Net increase (decrease) in cash                      (11,085)         11,438       273

Cash and cash equivalents, beginning of year          11,788             350        77
- ----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year              $    703        $ 11,788       350
- ----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     CASH PAID DURING THE YEAR FOR:
       Interest                                     $    -               -          -
       Taxes                                        $    -             1,771       850
     NON-CASH TRANSACTIONS:
       Payment of settlement
       agreement by stockholder
       on behalf of the Company                     $ 90,000             -          -
- ----------------------------------------------------------------------------------------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                     RESIDENTIAL RESOURCES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS

Residential Resources, Inc. (the "Company") was incorporated on April 3, 1986 and is a limited purpose finance company.

The limited purpose of the Company is to facilitate the issuing and selling of asset backed bonds secured by mortgage loans, by mortgage pass-through certificates guaranteed by the Government National Mortgage Association, by Guaranteed Mortgage Pass-Through Certificates issued by the Federal National Mortgage Association, by Mortgage Participation Certificates issued by the Federal Home Loan Mortgage Corporation and other types of mortgage collateral including mortgage pass-through certificates, mortgage-collateralized obligations or other interests in mortgages on residential properties.

The Company intends to either purchase mortgage collateral from or lend the proceeds of the issuance of its mortgage-collateralized bonds to financial entities. Financing transactions with financing subsidiaries of financing entities are pursuant to funding agreements. The financial entities and financing subsidiaries are affiliated with home builders, thrifts, commercial banks, mortgage bankers, and other entities engaged in mortgage finance activities. Mortgage-collateralized bonds issued by the Company represent limited obligations of the Company; mortgage-collateralized bonds issued by the various trusts or segregated asset pools created by the Company represent obligations solely of the issuing trust or segregated asset pools.

Effective June 17, 1994, the Company amended its Articles of Incorporation to allow it to securitize other types of obligations including but not limited to Financial Obligations of the United States of America, Installment Loan Agreements and Credit Receivables.

During the year ended March 31, 1996, the Company entered into several contracts to provide for the rating, securitization and placement of an aggregate of $132,000,000 in mortgage-backed securities. The contracts call for base fees earned upon achievement of milestones and commissions at issuances, which are expected to occur at various dates over the next three years. Customer deposits of $140,000 at March 31, 1996 relate to advances received in connection with these contracts.

During the year ended March 31, 1995, the Company entered into contracts to assist financial institutions in the rating, securitization and placement of an aggregate of $500,000,000 in mortgage-backed securities. The $200,000 contract receivable at March 31, 1995 related to fees earned in connection with one of the contracts. Such amount was deemed uncollectible at March 31, 1996 when the financial institution was unable to go forward with the remainder of the contract.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT'S ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes issuance, rating, and securitization and consulting fees when earned.

DEFERRED REGISTRATION COSTS

Registration costs are deferred and included in the cost of investments in trusts as bonds are issued by the various trusts. Amounts are based on the amount of the bond series issued relative to the total amount of bonds expected to benefit from those costs.

BONDS ISSUED

Bonds issued in trust and segregated asset pools are payable solely out of the distributions from the mortgage collateral securing these bonds which are included in the trusts or assets pools. Accordingly, they are not liabilities of the Company and are not included in the Company's balance sheets.

PROPERTY AND EQUIPMENT

Property and equipment consist of furniture, equipment and software used in the Company's operations, are recorded at cost, and depreciated using the straight-line method of accounting over their useful lives which range from three to five years.

INCOME TAXES

Effective April 1, 1988, the Company elected to be taxed as an S corporation under Subchapter S of the Internal Revenue Code of 1986. Accordingly, the Company's tax year end (but not its financial reporting year) was December
31. As an S corporation, the Company's income was passed through to, and taxed directly to its stockholders.

Upon acquisition by a corporation (see Note 5), the Company lost its Subchapter S status. Accordingly, as of October 16, 1993, the Company started accounting for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities The Company has no significant temporary differences at March 31, 1995 and 1994.

The Company records a valuation allowance when it is more likely than not that deferred tax assets will be recovered in the foreseeable future.

During 1995, the Company elected to align its tax year and fiscal reporting year to March 31.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items. The carrying amounts of notes payable and advances approximate fair value because these instruments bear rates consistent with current market interest rates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

3.  ISSUANCE OF BONDS AND SALE OF INVESTMENTS IN TRUSTS AND SEGREGATED ASSETS
    POOLS

The amount of bonds outstanding consists of the following (classes completely paid off are omitted):

                                           MARCH 31, 1996   March 31, 1995
                                        -----------------------------------
             SERIES SEVEN
             Class VII-B                $      29,095,661    $  36,219,310
             Class VII-C                        9,062,519       11,281,344
             Class VII-F                           50,000           50,000
- ----------------------------------------------------------------------------
                                               38,208,180       47,550,654
- ----------------------------------------------------------------------------

             SERIES EIGHT
             Class VIII-B                       6,238,150       12,806,834
             Class VIII-C                      22,717,000       22,717,000
             Class VIII-D                      21,941,352       26,918,906
- ----------------------------------------------------------------------------

                                               50,896,502       62,442,740
- ----------------------------------------------------------------------------

             SERIES NINE
             Class IX-B                         5,347,227       14,358,003
             Class IX-C                        33,000,000       33,000,000
             Class IX-D                        15,084,519       18,628,948
- ----------------------------------------------------------------------------

                                               53,431,746       65,986,951
- ----------------------------------------------------------------------------

             SERIES TEN
             Class X-B                         12,027,852       15,339,580
- ----------------------------------------------------------------------------
                                               12,027,852       15,339,580
- ----------------------------------------------------------------------------

3. ISSUANCE OF BONDS AND SALE OF INVESTMENTS IN TRUSTS AND SEGREGATED ASSETS POOLS (CONTINUED)

                                           MARCH 31, 1996   March 31, 1995
                                        -----------------------------------
             SERIES ELEVEN
             Class XI-D                 $               0   $      532,111
             Class XI-E                        13,413,160       18,233,000
             Class XI-F                        10,670,000       10,670,000
             Class XI-K                            16,055           19,623
- ---------------------------------------------------------------------------

                                               24,099,215       29,454,734
- ---------------------------------------------------------------------------

             SERIES TWELVE
             Class XII-H                                0       18,669,438
             Class XII-I                                0        4,819,000
             Class XII-J                                0          100,000
- ---------------------------------------------------------------------------

                                                        0       23,588,438
- ---------------------------------------------------------------------------

             SERIES FOURTEEN
             Class XIV-A                       23,201,657       27,827,764
- ---------------------------------------------------------------------------

                                               23,201,657       27,827,764
- ---------------------------------------------------------------------------

             SERIES FIFTEEN
             Class XV-C                         7,952,957       14,044,751
             Class XV-D                        19,251,000       19,251,000
- ---------------------------------------------------------------------------

                                           $  27,203,957   $    33,295,751
- ---------------------------------------------------------------------------


During the year ended March 31, 1992, the Company acted as Depositor in establishing Residential Mortgage Securities Trust Sixteen (the "Trust").
The Trust's mortgage-collateralized bonds issued had an aggregate original principal amount of $12,560,000; an interest rate of 9.00%, a stated maturity of September 1, 2021, and represents an obligation solely of the Trust.

3. ISSUANCE OF BONDS AND SALE OF INVESTMENTS IN TRUSTS AND SEGREGATED ASSETS POOLS (CONTINUED)

During the years ended March 31, 1996, 1995 and 1994, there were no issuances or sales of investments in segregated asset pools. The Company (nor its affiliates) has no servicing rights to the bonds held in the existing trusts and assets pools. The Company is not involved in the management of the existing trusts.

4.  DEFERRED REGISTRATION COSTS

The Company has filed four shelf registration statements with the Securities and Exchange Commission for the issuance of a total of $4 billion of mortgage-collateralized bonds of which approximately $2.9 billion has been issued with an outstanding unused shelf balance of $1.1 billion as of March 31, 1996. In conjunction with these filings, the Company incurred various fees and expenses, including applicable filing fees, legal costs, management fees, and other related items. Deferred registration costs at March 31, 1996 and 1995 represent costs and fees to be applied to future mortgage-collateralized bond offerings.

5.  STOCKHOLDERS' DEFICIT

Effective June 17, 1994, the Company amended its articles of incorporation to provide for a single class of no par common stock and authorized 100,000 shares thereof. The Company had previously authorized 1,000,000 shares of Class A Preferred Stock, par value $.10 per share and 1,000,000 shares of Class B Preferred Stock, par value $.10 per share. No preferred stock was ever issued.

On October 15, 1993, Commonwealth Financial Corporation (substituted to Residential Resources Financial Services in August 1994) acquired 6,667 shares of Residential Resources, Inc. common stock and all options to acquire the 351 remaining shares for $110,000. The purchase price was allocated based on fair market value of assets and liabilities at the date of acquisition as follows:

Deferred registration costs                                       $229,656
Due to affiliates                                                 (102,165)
Accounts payable                                                   (17,491)
- --------------------------------------------------------------------------

                                                                  $110,000
- --------------------------------------------------------------------------

The Company had no activity from April 1, 1993 through October 15, 1993; therefore, the acquisition was accounted for as if occurring at the beginning of the fiscal year 1994.

As of March 31, 1996 and 1995, 2,982 shares are held as Treasury Stock.

6.  RELATED PARTY TRANSACTIONS

Notes and amounts due to stockholders and related parties are as follows:

                                              MARCH 31, 1996   March 31, 1995
                                          ------------------------------------

    Settlement agreement to former stock-
     holder                                    $      -           $   90,000

    Settlement agreement to former stock-
     holder, due on demand, non-interest
     bearing                                       95,500            145,000

    Advances from related parties, due on
     demand, non-interest bearing                 106,235            114,385

    Advances from RRFS, due on demand,
     bearing interest of 18%                       90,000                -

    Advances from RRFS, due on demand,
     non-interest bearing                          59,260                -

    Notes payable to related party, due on
     demand, bearing interest of 12%               55,000             52,500

    Other                                             -                  350
- ------------------------------------------------------------------------------
                                                $ 405,995          $ 402,235
- ------------------------------------------------------------------------------

Since the acquisition (see Note 5), the Company is dependent upon its parent, Residential Resources Financial Services, Inc. (RRFS), to continue as a going concern. Advances were made during the years ended March 31, 1996 and 1995, and RRFS has committed to support the Company for at least another year. The amount due from stockholders of $140,000 at March 31, 1996 related to customer deposits collected by RRFS on behalf of the Company.

During the years ending March 31, 1996 and 1995, the Company had no employees and RRFS provided managerial services for which it was compensated $76,900 and $90,500 in management fees. During fiscal year 1994, the Company had no activity and no managerial services were provided to the Company by RRFS.

During the year ended March 31, 1996, the Company paid consulting fees of $10,200 to a related party, and a combined total of $41,250 to two directors of the Company as compensation for professional services rendered, unrelated to their services and duties as directors.

The Company acquired $61,040 in furniture, equipment and software from related parties during the year ending March 31, 1995.

Interest expense to related parties was $18,857 and $2,227 for the years ended March 31, 1996 and 1995, respectively. As of March 31, 1996 accrued interest due to related parties amounted to $21,084.

7.  NOTE PAYABLE

The note payable of $52,500 at March 31, 1996 and 1995 is due on demand and bears interest of 12%.

8.  INCOME TAXES

There are no material temporary differences at March 31, 1996 and 1995 and therefore no deferred tax assets or liabilities recorded at that date.

At March 31, 1996 and 1995, the Company had $340,937 and $169,983 in net operating loss carryforwards (NOL) which can be offset against future taxable income for federal and state reporting purposes, respectively, and expire in various years through 2010 and 2000, respectively. Such NOL resulted in federal and state tax benefits of $118,089 and $57,174 which have been offset by a valuation allowance of the same amount at March 31, 1996 and 1995, respectively.

9.  LITIGATION SETTLEMENTS

In 1994, the Company was named as a defendant in an action which was settled in February, 1995. The net effect of the settlements to the 1995 financial statements amounts to $138,185 and is included in other expenses. The $90,000 settlement balance at March 31, 1995 was paid in May, 1995. The accompanying financial statements include a liability of $95,500 for the settlement of another related matter.

The common stock owned by RRFS serves as guarantee for the repayment of the $95,500.

                                                    RESIDENTIAL RESOURCES, INC.

                                                   INDEX TO FINANCIAL STATEMENTS


        INDEPENDENT AUDITORS' REPORT                                     F-2
        FINANCIAL STATEMENTS
            Balance sheets                                               F-3
            Statements of operations                                     F-4
            Statements of changes in stockholders' deficit               F-5
            Statements of cash flows                                     F-6
            Notes to financial statements                                F-8