Form 10-Q
period 1996-09-30
RESIDENTIAL RESOURCES INC
filed 1997-01-06
CIK 791344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the quarter ended September 30, 1996

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission file number 33-5154

                           Residential Resources, Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

             Arizona                                             86-0544838
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         2058 North Mills Avenue, Suite 344, Claremont, California 91711
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  714-518-5945
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                       ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]


The number of shares outstanding of the registrant's common stock as of November 20, 1996 was 7,018.

PART I FINANCIAL INFORMATION
Item 1. Financial
Statements


                           RESIDENTIAL RESOURCES, INC.
                                 BALANCE SHEETS

                                                     1996              1996
                                                   September         March 31
                                                      30
                                                  (Unaudited)        (Audited)
ASSETS
Cash and Cash Equivalents                             $2,585             $703
Due From Stockholder                                $139,600         $140,000
Deferred Registration Costs                         $229,565         $229,565
Deferred Tax Asset                                  $118,089
Property and Equipment, at cost
Less Accumulated Depreciation of
 $35,608 and $30,521.                                $20,019          $30,519
Valuation Allowance                                ($118,089)              $0
                                                   ---------               --
     TOTAL ASSETS                                   $391,769         $400,787

LIABILITIES AND STOCKHOLDERS DEFICIT

LIABILITIES
Notes and Advances Due to
 Related Parties                                    $405,995         $405,995
 Note Payable                                        $52,500          $52,500
Accrued Interest                                     $44,856          $32,856
Customer Deposits                                   $140,000         $140,000
                                                    --------         --------
     TOTAL
     LIABILITIES                                    $643,351         $631,351


STOCKHOLDERS DEFICIT
Common Stock, $0.10 par value -                       $1,000           $1,000
 authorized 100,000 shares:
 outstanding 7,018 shares
Additional Paid In Capital                          $109,298         $109,298
Accumulated Deficit                                ($361,582)       ($340,564)
 Less Treasury Stock, at
cost                                                   ($298)           ($298)
                                                       -----            -----
     TOTAL STOCKHOLDERS DEFICIT                    ($251,582)       ($230,564)

     TOTAL LIABILITIES AND
     SHAREHOLDERS DEFICIT                           $391,769         $400,787

                           RESIDENTIAL RESOURCES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                     1996            1996
                                                   September      September 30
                                                      30
                                                  (Unaudited)     (Unaudited)
REVENUES
     Interest                                            $48             $304
     Contract Fees                                    $9,000         $440,000
                                                      ------         --------
     TOTAL REVENUE                                    $9,048         $440,304
                                                      ------         --------

COSTS AND EXPENSES
     Operating
     Expenses                                        $30,066         $414,970
                                                     -------         --------
     TOTAL EXPENSES                                  $30,066         $414,970
                                                     -------         --------

INCOME (LOSS) BEFORE INCOME
TAXES                                               ($21,018)         $25,334

INCOME TAXES                                               -                -
                                                     -------          -------

NET INCOME
(LOSS)                                              ($21,018)         $25,334

EARNINGS (LOSS) PER SHARE                             ($2.97)           $3.61

AVERAGE COMMON SHARES OUTSTANDING                      7,018            7,018
                                                       -----            -----
                                                       -----            -----

                           RESIDENTIAL RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDING SEPTEMBER 30, 1996 AND 1995


                                                   September      September 30
                                                    30, 1996          1995
                                                  (Unaudited)     (Unaudited)
Cash Flows From/(Used For)
Operating Activities:
  Net Income (Loss)                                 ($21,018)         $25,334
    Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided By/Used
    In Operating Activities                          $10,900           $4,360
      Depreciation                                         -                -
       Increase (Decrease) Resulting
        From Changes In:
          Contract Receivable                             $0           $1,109
          Accounts Payable                                $0         ($21,842)
          Due to Related
Parties                                                   $0         ($18,040)
          Accrued                                    $12,000           $1,925
                                                     -------           ------
Net Cash Provided By (Used
In)
  Operating
Activities                                            $1,882           $9,372
                                                      ------           ------

Net Increase (Decrease) In
Cash                                                  $1,882           $9,372
                                                      ------           ------

Cash, Beginning of Period                               $703          $11,788

Cash, End of
Period                                                $2,585           $2,416
                                                      ------           ------

RESIDENTIAL RESOURCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1.   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these unaudited, condensed, financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the six months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2.   RELATED PARTY TRANSACTIONS

Notes and amounts due to related parties are as follows:

                                            September 30,1996   March 31, 1996
                                            -----------------   --------------
                                            (Unaudited)         (Audited)

     Settlement agreement to former
     stockholder due on demand,
     currently non-interest bearing             $   75,500          95,500

     Advances from related parties
     due on demand, non interest
     bearing                                    $  106,235         106,235

     Advances from RRFS, due on
     demand, bearing interest of 18%           $    90,000          90,000

     Advances from RRFS, due on
     demand, non-interest bearing              $    79,260          59,260

     Note payable to related
     party, due on demand, bearing
     interest of 12%                            $   55,000          55,000

                                                ----------      ----------

                                                $  405,995      $  405,995
                                                ----------      ----------
                                                ----------      ----------

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

During the year ended March 31, 1996, the Company entered into several contracts to provide for the rating, securitization and placement of an aggregate of $132,000,000 in mortgage-backed securities. The contracts call for base fees earned upon achievement of milestones and commissions at issuances which are expected to occur at various dates over the next three years. No revenues have yet been earned on these contracts and as of September 30, 1996, the Company has retained $140,000 in customer deposits in connection therewith.

Costs and expenses consisted primarily of contract expenses (commissions, consulting and legal fees) and General and Administrative costs.

The Company has little need for liquidity as it is customary for the Company to receive advances in connection with its contracts in order to cover contract costs. However, the Company's major stockholder has provided the Company with funding in the past, on an as-needed basis and has committed to support the Company for at least a year. The Company has no commitments for capital expenditures and no material resources.

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


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 16, 1996, the company received a threat of litigation from its former Director and former Secretary, Clare T. Morse, in connection with various matters claimed by Mr. Morse, to have been improperly dealt with by the company, to the detriment of Mr. Morse.

The company shall file a Form 8-K discussing these matters more fully.

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

                                        Date:  November 20, 1996

                                               /s/ William P. Schlick
                                               ----------------------
                                               William P. Schlick,

                                               Chief Executive Officer
                                               Chief Financial Officer